Form 10-K
period 2016-12-31
Perry Hill Acquisition Corp
filed 2017-04-11
CIK 1662672

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2016


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

           9454 Wilshire Boulevard #612, Los Angeles, CA 90212
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

       Class                                  Outstanding at
                                              April 11, 2017

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            Form 10-12G/A filed
					        March 4, 2016


                               PART I

Item 1.  Business


      Perry Hill Acquisition Corporation ("Perry Hill" or the "Company") was incorporated on December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement.

      The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has no employees and two officers, directors and shareholders.

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

     As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $1,400.

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

     Management of the Company will pay all expenses incurred by the Company until a change in control of the Company is effected.
Management does not expect any repayment for such paid expenses.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

	Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpeonas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matter HO-12590) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpeonas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports.


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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

December 11, 2016   	James Cassidy (1)   10,000,000     $1,000

December 11, 2016	James McKillop      10,000,000	   $1,000

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

     As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $1,062.

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

     Management will pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.

2016 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

      KCCW Accountancy Corp., the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James Cassidy         81       President, Secretary, Director
     James McKillop	   57       Vice President, Director

Management of The Company

     The Company has no full time employees. James Cassidy and James McKillop are the officers and directors of the Company and its shareholders. Mr. Cassidy, as president of the Company, and Mr. McKillop as vice president, will allocate a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

    James Cassidy, Esq., LL.B., LL.M., serves as a director, president and secretary of the Company. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K.
Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer
& Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court. The Company believes Mr. Cassidy to have the business experience necessary to serve as a director of the Company as it seeks to enter into a business combination. As a lawyer involved in business transactions and securities matters, Mr. Cassidy has had ample experience in evaluating companies and management, understanding business plans, assisting in capital raising and determining corporate structure and objectives.

    James McKillop serves as a director and vice president of the Company. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles. With his background in financial and securities matters, the Company believes Mr. McKillop to have experience and knowledge that will serve the Company in seeking, evaluating and determining a suitable target company.

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the former officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC of similar companies. Management of the Company has also received subpoenas in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information the intent or purpose of such subpoenas.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Recent Blank Check Companies

     James Cassidy, the president and a director of the Company and James McKillop, vice president and a director of the Company, are involved with other existing blank check companies, and in creating additional similar companies. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

Conflicts of Interest

    The officers and directors of the Company have organized and expect to organize other companies with an identicial structure, purpose, officers, directors and shareholders. As such management believes there is no conflict of interest in these companies.

      The blank check companies with which management (including the directors) is involved are identical except for the name. As and when created, no one blank check company offers management any more favorable terms than the others. Thus no conflict of interest arises for management between any of the blank check companies.

     Mr. Cassidy and/or Mr. McKillop may become associated with additional blank check companies prior to the time that the Company has effected a business combination.

     Mr. Cassidy is the principal of Cassidy & Associates, a securities law firm. As such, demands may be placed on the time of Mr. Cassidy which will detract from the amount of time he is able to devote to the Company. Mr. Cassidy intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Cassidy would not attend to other matters prior to those of the Company.

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

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy                    10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662

James K. McKillop                    10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   The Company has issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

    As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Cassidy nor Mr. McKillop would not be considered independent directors if it were to do so.


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

                         December 31, 2016
	                 -----------------


                            =======
Audit-Related Fees          $ 1,000


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

Exhibits:

31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	            1

Balance Sheets as of December 31, 2016 and 2015                      2

Statements of Operations for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to
  December 31, 2015 	                                             3

Statements of Changes in Stockholders' Deficit for the year
  ended December 31, 2016 and for the period from December 11,
  2015 (Inception) to December 31, 2015                              4

Statements of Cash Flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to
  December 31, 2015                                                  5

Notes to Financial Statements                                      6-8


---------------------------------------------------------------------------


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perry Hill Acquisition Corporation:

We have audited the accompanying balance sheets of Perry Hill Acquisition Corporation (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inceptio) to December 31, 2015. The Company' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KCCW ACCOUNTANCY CORP.

Alhambra, California

April 11, 2017

--------------------------------------------------------------------

                   PERRY HILL ACQUISITION CORPORATION
                               BALANCE SHEETS

                       ASSETS
                                               December 31,          December 31,
                                                2016                 2015
                                               ------------          ------------
  Current assets
    Cash                                        $        -            $        -
                                              -------------         -------------
   Total assets                                 $        -            $        -
                                              =============         =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		        $      250           $     1,000
                                              -------------         -------------
  Total liabilities                             $      250            $    1,000
                                              =============         =============
  Stockholders' deficit
   Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    outstanding at 12/31/2016 and                       -                   -
    12/31/2015, respectively
   Common Stock; $0.0001 par value,                 2,000                2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding as of 12/31/2016
    and 12/31/2015, respectively

    Discount on Common Stock                      (2,000)               (2,000)

    Additional paid-in capital                     2,462                   312

    Accumulated deficit                           (2,712)               (1,312)
                                              -------------         -------------
 Total stockholders' deficit                        (250)               (1,000)
                                              -------------         -------------
 Total Liabilities and stockholders' equity    $        -            $       -
                                              =============         =============

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                    PERRY HILL ACQUISITION CORPORATION
                         STATEMENTS OF OPERATIONS

                                                                  For the period
                                                                  from December 11,
                                            For the year Ended    2015 (Inception) to
                                            December 31, 2016     December 31, 2015
                                             --------------       -------------------
    Revenue                                    $         -            $        -
    Cost of revenue                                      -                     -
                                              -------------           -------------
    Gross profit                                         -                     -
    Operating expenses                               1,400                 1,312
                                              -------------           -------------
    Operating loss                                  (1,400)               (1,312)
       Loss before income taxes                     (1,400)               (1,312)
                                               -------------           -------------
    Income tax expense                                   -                      -
                                               -------------           -------------
    Net loss                                     $  (1,400)             $ (1,312)
                                                ============           =============
    Loss per share - basic and diluted           $   (0.00)             $  (0.00)
                                                -------------          -------------
    Weighted average shares-basic and diluted    20,000,000              20,000,000
                                                ============           =============

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                    PERRY HILL ACQUISITION CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                               Discount   Addi-               Total
                           Common Stock        on         tional   Accumu-    Stock-
                      --------------------     Common     Paid-In  lated      holders'
                      Shares       Amount      Stock      Capital  Deficit    Deficit

Balance, December 11,
  2015 (Inception)            -    $     -     $    -     $   -    $     -    $     -

Issuance of
  common stock        20,000,000     2,000      (2,000)        -         -          -

Additional paid-in
capital                     -          -          -           312          -        312

Net loss                    -          -          -                   (1,312)    (1,312)
                      ===========   =======    =======   =========   ========   ========
Balance,
 December 31, 2015    20,000,000      2,000     (2,000)       312     (1,312)   (1,000)
                      ===========   =======    ========   =========  ========   =========
Additional Paid-in
   Capital                    -          -          -       2,150        -         2,150

Net loss                    -          -          -                   (1,400)     (1,400)
                      ===========   =======    ========   =========  ========   =========
Balance,
  December 31, 2016   20,000,000    $ 2,000    $(2,000)   $ 2,462    $(2,712)   $   (250)
                      ===========   =======    ========   =========  ========   =========

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                    PERRY HILL ACQUISITION CORPORATION
                          STATEMENTS OF CASH FLOWS

                                                                  For the period
                                            For the year Ended    from December 11,
                                            December 31, 2016     2015 (Inception)
                                                                  to December 31, 2016
                                             --------------       -------------------
 OPERATING ACTIVITIES
   Net loss                                    $    (1,400)           $     (1,312)
                                               -------------           -------------
   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
         contributed as capital                      2,150                     312

   Changes in Operating Assets and Liabilities
       Accrued liabilities                            (750)                  1,000
                                               -------------           -------------
       Net cash used in operating activities              -                      -
                                               -------------           -------------
   Net increase in cash                                   -                      -
                                               =============           =============
   Cash, beginning of period                              -                      -
                                               =============           =============
   Cash, end of period                          $         -            $         -
                                               =============           =============
    Supplemental cash information
    Non-cash transaction--common stock
       issued to founders for no
       consideration                            $    2,000             $      2,000

     Interest paid                              $        -             $         -
                                               =============           =============
     Income tax paid                            $        -             $         -
                                               =============           =============
 The accompanying notes are an integral part of these financial statements

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and 2015.

______________________________________________________________________

                PERRY HILL ACQUISITION CORPORATION
                   Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,400 and $1,312 for the year ended December 31, 2016 and for the period from December 11, 2015 (Inception) to December
31, 2015, respectively. The Company had a working capital deficit of $250 and an accumulated deficit of $2,712 as of December 31, 2016 and a working capital deficit of $1,000 and an accumulated deficit of $1,312 as of December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                     PERRY HILL ACQUISITION CORPORATION
                      Notes to Financial Statements

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.
The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of this accounting standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

Management has evaluated subsequent events through April 11, 2017, the date which the financial statements were available to be issued.
All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB
ASC Topic 855, "Subsequent Events."

_____________________________________________________________________


                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PERRY HILL ACQUISITION CORPORATION

                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal executive officer
Dated:       April 11, 2017


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal financial officer

Dated:        April 11, 2017


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            April 11, 2017