Form 10-Q
period 2018-03-31
Perry Hill Acquisition Corp
filed 2018-05-22
CIK 1662672

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2018

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

                         9454 Wilshire Boulevard, Suite 612
                             Beverly Hills, California
          (Address of principal executive offices)  (zip code)

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


     Class                                 Outstanding at
                                           May 14, 2018

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2018 (unaudited) and
December 31, 2017                                                    2

Condensed Statements of Operations for the Three Months and
March 31, 2018 and 2017 (unaudited)                                  3

Condensed Statements of Cash Flows for the Three Months
Ended March 31, 2018 and 2017 (unaudited)                            4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

              PERRY HILL ACQUISITION CORPORATION
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             March 31,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $      1,250	      $     1,000
                                            ------------      ------------
           Total liabilities                      1,250	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       March 31, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at March 31, 2018 and
       December 31, 2017, respectively            2,000             2,000

       Discount on common stock                  (2,000)           (2,000)

       Additional paid-in capital                 4,381		    3,981

       Accumulated deficit                       (5,631)           (4,981)
                                            ------------       -----------
          Total stockholders' deficit            (1,250)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                      PERRY HILL ACQUISITION CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	     	                 For the Three     For the Three
                                         Months Ended      Months Ended
                                         March 31, 2018    March 31, 2017
                                         --------------    --------------
    Revenue                              $          -      $         -
    Cost of revenues                                -                -
                                         --------------    --------------
    Gross profit                                    -                -
                                         --------------    --------------
    Operating expenses                             650              769
                                         --------------    --------------
    Loss before income taxes                      (650)            (769)
    Income tax expense                              -                -
                                         --------------    --------------
    Net loss                             $        (650)    $       (769)
                                         ==============    =============
    Loss per share -
       basic and diluted                 $       (0.00)    $      (0.00)
                                         ==============    =============
    Weighted average shares -               20,000,000       20,000,000
         basic and diluted               ==============    =============


   The accompanying notes are an integral part of these unaudited condensed financial statements.


                                       3
______________________________________________________________________

                       PERRY HILL ACQUISITION CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
        	     	                 For the Three     For the Three
                                         Months Ended      Months Ended
                                         March 31, 2018    March 31, 2017
                                         --------------    --------------
OPERATING ACTIVITIES
   Net loss                              $        (650)     $   (769)

   Non-cash adjustments to reconcile
     net loss to net cash:
     Expenses paid for by stockholder
     and contributed as capital                    400           519

   Changes in Operating Assets and
        Liabilities:
     Accrued liabilities                           250           250
                                        ---------------    --------------
       Net cash provided by (used in)
         operating activities                      -                -
                                        --------------    --------------
   Net increase in cash                            -                -
   Cash, beginning of period                       -                -
                                        --------------    --------------
     Cash, end of period                $          -      $         -
                                        ==============    ==============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                      $          -      $         -
                                        ==============    ==============
     Interest                           $          -      $         -
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

______________________________________________________________________

                      PERRY HILL ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Perry Hill Acquisition Corporation (the "Company") was incorporated on December 11, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.

Any combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                     PERRY HILL ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed financial statements.

______________________________________________________________________

                      PERRY HILL ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements


In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its condensed financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company's condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $650 for the three months ended
March 31, 2018. The Company had a working capital deficit of $1,250 and an accumulated deficit of $5,631 as of March 31, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $4,981 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $1,250 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

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

    Since inception the Company's operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 28, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

   The Company has no operations nor does it engage in any business activities generating revenues.

     As of March 31, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $650 and an accumulated deficit of $5,631 for the three months ended and as of March 31, 2018, respectively.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

     The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company. Tiber Creek is in continual discussions with client companies for its assistance and the use of a company such as the Company as a vehicle to become a public company.

    If such change in control is effected, it is anticipated that the current management of the Company will resign as officers and directors and will contribute back to the Company certain of the shares currently held by it. Simultaneously new management will be appointed and elected. New management may issue shares of the Company's common stock to the new management or others.

   At the time of filing this Report, no such change in control has been effected or finalized.

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

     In the present case of the Company, management maintained sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

Changes in Internal Control Over Financial Reporting

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors the officers and directors of the Company have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

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

                           PERRY HILL ACQUISITION CORPORATION


                            	By:   /s/ James M. Cassidy
                                  	Chief Executive Officer

				By:  /s/ James M. Cassidy
					Chief Financial Officer

Dated:   May 21, 2018